Form 10-Q
period 2019-06-30
Oxford Northeast Ltd.
filed 2019-08-14
CIK 1768206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2019

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 33-229710

OXFORD NORTHEAST LTD.
(Exact name of small business issuer as specified in its charter)

New York	83-1567259
(State of incorporation)	(IRS Employer ID Number)

400 Rella Drive, Suite 165, Suffern, New York 10901

(Address of principal executive offices)

888-813-7289

(Issuer's telephone number)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The number of shares of the issuer's common stock issued and outstanding as of August 9, 2019 was 10,000,000 shares.

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

OXFORD NORTHEAST LTD.

BALANCE SHEET

	September 30, 2018	June 30, 2019
		(Unaudited)
ASSETS

Current Assets
Cash	$26,688	$11,515
Prepaid expenses and other current assets	-	6,000
Total Current Assets	26,688	17,515

Capitalized software costs	20,000	200,000
Property and equipment, net	-	3,918
Total Assets	$46,688	$221,433

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$3,961	$23,445
Notes payable - related parties, net	49,164	347,412
Total Current Liabilities	53,125	370,857

Stockholders’ Deficit

Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Accumulated deficit	(7,437)	(150,424)
Total Stockholders’ Deficit	(6,437)	(149,424)

Total Liabilities and Stockholders’ Deficit	$46,688	$221,433

See accompanying notes to these financial statements

OXFORD NORTHEAST LTD.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2018	June 30, 2019	June 30, 2018	June 30, 2019
	(See Note 1)		(See Note 1)
Revenues	$-	$-	$-	$-

Operating expenses	-	97,739	-	139,321

Net loss before interest expense and provision for income taxes	-	(97,739)	-	(139,321)

Interest expense	-	(1,950)	-	(3,666)

Net Loss	$-	$(99,689)	$-	$(142,987)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Average number of common shares outstanding - basic and diluted	-	10,000,000	-	10,000,000

See accompanying notes to these financial statements

OXFORD NORTHEAST LTD.

 STATEMENTS OF CASH FLOWS

 FOR THE NINE MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	June 30, 2018	June 30, 2019
	(See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$-	$(142,987)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	284
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(6,000)
Accounts payable and accrued expenses	-	19,484
NET CASH USED IN OPERATING ACTIVITIES	-	(129,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software costs	-	(180,000)
Purchase of equipment	-	(4,202)
NET CASH USED IN INVESTING ACTIVITIES	-	(184,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party, net	-	308,148
Repayments of notes payable - related party	-	(9,900)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	298,248

Net decrease in cash and cash equivalents	-	(15,173)

Cash and cash equivalents, beginning of period	-	26,688

Cash and cash equivalents, end of period	$-	$11,515

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to these financial statements

OXFORD NORTHEAST LTD.

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019 AND 2018

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total Deficit
Balance, August 10, 2018 (inception)	-	$-	$-	$-	$-

Common stock issued to founders	10,000,000	1,000	-	-	1,000
Net loss	-	-	-	(7,437)	(7,437)

Balance, September 30, 2018	10,000,000	1,000	-	(7,437)	(6,437)

Net loss	-	-	-	(14,634)	(14,634)

Balance, December 31, 2018 (unaudited)	10,000,000	1,000	-	(22,071)	(21,071)

Net loss	-	-	-	(28,664)	(28,664)

Balance, March 31, 2019 (unaudited)	10,000,000	1,000	-	(50,735)	(49,735)

Net loss	-	-	-	(99,689)	(99,689)

Balance, June 30, 2019 (unaudited)	10,000,000	$1,000	$-	$(150,424)	$(149,424)

See accompanying notes to these financial statements

OXFORD NORTHEAST LTD.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS AUGUST 10, 2018 THROUGH SEPTEMBER 30, 2018

AND THE NINE MONTHS ENDED JUNE 30, 2019

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Oxford Northeast LTD. (the “Company”) was formed August 10, 2018 in the state of New York. Our goal is to begin marketing and advertising the Zero Vacancy app. This app is being designed to help landlords rent vacant apartments, offices and retail spaces at discounted rates. We intend to enter into agreements with landlords who have vacancies and who agree to accept lower rent payments for imperfect apartments, offices and retail spaces. These imperfections may range from stained carpets to a chipped countertop to a poorly painted wall. While the landlords will have to make representations about the conditions of their apartments, offices and retail spaces, we will not be independently verifying those representations. Potential tenants will be viewing the apartments, offices and retail spaces, and we intend to ask them for feedback as to the condition of the apartments, offices and retail spaces. In the event we are alerted to apartments listed on our app which violate any local or state codes or ordinances, or are in any way be uninhabitable or unsafe, we will delete such listings immediately. We intend to feature apartments with cosmetic imperfections only.

Prospective tenants will have to agree to accept such apartments, office or retail space in “as is” condition in exchange for a lower rent. We expect that savings can be anywhere from 5-25% depending on location, the current state of the rental market, and the unit’s imperfection. According to our business plan we will charge the landlord a fee to advertise on our site, and a success fee upon a signed lease.

We believe that our app will benefit both landlords and tenants in that it will allow landlords to rent space they might not have otherwise been able to rent and/or rent space without spending money to fix it up, while at the same time giving potential tenants access to certain real estate markets they might have otherwise been priced out of.

Basis of Presentation

The accompanying unaudited condensed financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the Company’s registration statement on Form S-1 filed on June 17, 2019.

In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended June 30, 2019 may not be indicative of results for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of twelve months or less to be cash equivalents.

The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. The Company has not experienced any losses in such accounts with these financial institutions.

Capitalized Software

Costs related to website and internal-use software development are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 350-50 — Intangibles — Website Development Costs. Such software is primarily related to our website. We begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Costs incurred prior to meeting these criteria are expensed as incurred and recorded within General and administrative expenses within the accompanying statements of operations. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized. Capitalized costs are amortized using the straight-line method over the estimated useful life of the software.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the period from August 10, 2018 (inception) to September 30, 2018. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of New York.

Use of Estimates

Generally accepted accounting principles require that the financial statements include estimates by management in the valuation of certain assets and liabilities. Management uses its historical records and knowledge of its business in making these estimates. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made. Accordingly, actual results could differ from those estimates.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which creates ASC 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASC 606 effective January 1, 2018, using modified retrospective basis and there was no cumulative effect to the financial statements.

Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring the Company’s progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of its past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of the Company’s influence, such as the judgment and actions of third parties.

Revenue is generated by advertising sold to property managers and other rental professionals on a cost per lease generated basis. We do not receive payments from the tenants for the services provided. We invoice the landlord for our fees after the qualified lease is completed.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense when incurred, while renewals and betterments that materially extend the life of an asset are capitalized.

When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheets and any resulting gain or loss is reflected in the statements of operations and members’ deficit in the period realized.

Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Furniture and equipment	5 years

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs recognized in the unaudited condensed statements of operations for the three months ended June 30, 2019 and 2018, were $651 and $0, respectively and $1,596 and $0, respectively, for the nine months ended June 30, 2019 and 2018.

Deferred Financing Costs

Costs incurred with obtaining and executing debt arrangements are capitalized and amortized over the term of the related debt using the effective interest method. The Company recognized amortization expense related to the deferred finance costs totaling $164 and $748 during the period ended September 30, 2018 and nine months ended June 30, 2019 (unaudited), respectively. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, deferred finance costs, net of accumulated amortization, in the amount of $836 and $88 have been included as a contra to the corresponding note payable in the accompanying balance sheet as of September 30, 2018 and June 30, 2019 (unaudited), respectively.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825)". ASU 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU 2016-01 requires the change in fair value of many equity investments to be recognized in net income. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-01 did not have a material impact to the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, amended and codified as Topic 842, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Either a prospective approved or a modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The adoption of ASU 2016-02 did not have a material impact to the Company’s financial statements.

On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, "An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018" (the "Tax Act") (previously known as "The Tax Cuts and Jobs Act"). The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the corporate tax rate from 35% to 21%. The Tax Act reduced the U.S. corporate income tax rate reduction to 21% becomes effective January 1, 2018. The Company was formed in 2018 and the effective U.S. corporate income tax for the Company's entire existence to date is 21%.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing income for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock. There were no potentially dilutive securities for the period ended June 30, 2019.

2.	CONCENTRATIONS

Cash Concentration

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits. At September 30, 2018 and June 30, 2019 (unaudited), the Company had no uninsured balances and has not experienced any losses in such accounts.

3.	CAPITALIZED SOFTWARE

Capitalized software consists of the following as of September 30, 2018 and June 30, 2019:

	September 30, 2018	June 30, 2019
		(unaudited)
Software	$20,000	$200,000
Accumulated amortization	-	-
Total	$20,000	$200,000

The Company is currently not amortizing the software until the software becomes commercially viable (when beta testing is complete).

4.	PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30, 2019	September 30, 2018
Furniture and equipment	$4,202	$-
Less: Accumulated depreciation	284	-
Total	$3,918	$-

5.	NOTES PAYABLE – RELATED PARTIES

During the period from August 10, 2018 (inception) to June 30, 2019, the Company received $347,500 in notes payable from their officers to pay for operating expenses. The notes have an interest rate of 2% annually. The principal and accrued interest amounts are due 12 months from the date the notes were issued.

The total accrued interest at June 30, 2019 (unaudited) and September 30, 2018 was $3,019 and $101, respectively.

The Company recorded a total debt discount of $1,000, related to the note payable in 2018. During the period ended September 30, 2018 and the nine month period ended June 30, 2019, the Company recorded amortization expense in the amount of $164 and $748 (unaudited), respectively, related to the amortization of debt discount. The unamortized portion of debt discount related to the note payable as of June 30, 2019 (unaudited) and September 30, 2018, was $88 and $836, respectively.

6.	COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims at September 30, 2018 and June 30, 2019.

Contracts

The Company has entered into an agreement with an App development company to design and develop their App software. The total cost of the App development project will be $200,000. As of June 30, 2019 (unaudited) and September 30, 2018, the total capitalized cost incurred for this project was $200,000 and $20,000, respectively.

7.	STOCKHOLDERS’ EQUITY

Common Stock

At inception, the Company issued 10,000,000 shares of common stock to its founders.

As of June 30, 2019 (unaudited) and September 30, 2018, there were 10,000,000 shares of common stock issued and outstanding.

8.	RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with a related party to design and develop their App software. The total cost of the App development project will be $200,000. As of June 30, 2019 and September 30, 2018, the total capitalized cost incurred for this project was $200,000 (unaudited) and $20,000, respectively.

The Company has entered into an agreement with a related party to update and maintain the Company’s website. The monthly cost will be $2,000.

9.	INCOME TAXES

The Company files corporate income tax returns in the United States (federal) and New York. The Company is subject to federal, state and local income tax examinations by tax authorities through inception.

As of September 30, 2018 and June 30, 2019, the Company had federal and state net operating loss carry forwards of approximately $7,000 and $143,000 (unaudited), respectively, that may be offset against future taxable income at up to 80% of the taxable income each year. The net operating loss carryforwards do not expire.

There was no provision for, or benefit from, income tax during the year ended September 30, 2018 and nine months ended June 30, 2019 (unaudited). The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	For the Year Ended September 30,	For the Period Ended June 30,
	2018	2019
		(unaudited)
Net operating loss carry forwards	$1,980	$38,047
Valuation allowance	(1,980)	(38,047)
Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

All tax years remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

Reconciliation of the statutory federal income tax to the Company's effective tax:

	For the year ended	For the period ended
	September 30,	June 30,
	2018	2019
	%	%
Statutory federal tax rate	21.00%	21.00%
State taxes, net of federal benefit	5.61%	5.61%
Valuation allowance	-26.61%	-26.61%

Provision for income taxes	0.00%	0.00%

10.	SUBSEQUENT EVENTS

As of July 1, 2019, the Company’s form S-1 registration statement filed with the Securities Exchange Commission went effective.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to "Oxford Northeast," the "Company," "we," "our" or "us" refer to Oxford Northeast, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the "Report"). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of these risks and uncertainties, refer to our registration statement on Form S-1, filed with the Securities and Exchange Commission on June 17, 2019. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

History

Oxford Northeast, Inc. was incorporated on August 10, 2018. We have not yet begun operations. We recently purchased Zero Vacancy, which is technology designed to allow us to introduce landlords willing to rent properties at a discounted rate and individuals looking to rent residential properties. The technology is currently being tested, and we expect it to be ready for use by September 2019. Our plan is to launch this technology with a focus on the East Coast – from New York to Florida.

Our principal offices are currently located at 400 Rella Drive #165, Suffern, New York 10901. Our telephone number is 888-813-7289.

Plan of Operation

General

We are currently engaged in an offering to raise up to $1,800,000 by selling up to 1,200,000 shares of our common stock for $1.50 per share. To date, we have not raised any funds in this offering.

Our goal is to begin marketing and advertising the Zero Vacancy app. This app is being designed to help landlords rent vacant apartments, offices and retail spaces at discounted rates. We intend to enter into agreements with landlords who have vacancies and who agree to accept lower rent payments for imperfect apartments, offices and retail spaces. These imperfections may range from stained carpets to a chipped countertop to a poorly painted wall. While the landlords will have to make representations about the conditions of their apartments, offices and retail spaces, we will not be independently verifying those representations. Potential tenants will be viewing the apartments, offices and retail spaces, and we intend to ask them for feedback as to the condition of the apartments, offices and retail spaces. In the event we are alerted to apartments listed on our app which violate any local or state codes or ordinances, or are in any way be uninhabitable or unsafe, we will delete such listings immediately. We intend to feature apartments with cosmetic imperfections only.

Prospective tenants will have to agree to accept such apartments, office or retail space in “as is” condition in exchange for a lower rent. We expect that savings can be anywhere from 5-25% depending on location, the current state of the rental market, and the unit’s imperfection. According to our business plan we will charge the landlord a fee to advertise on our site, and a success fee upon a signed lease.

We believe that our app will benefit both landlords and tenants in that it will allow landlords to rent space they might not have otherwise been able to rent and/or rent space without spending money to fix it up, while at the same time giving potential tenants access to certain real estate markets they might have otherwise been priced out of.

We intend to initially focus on areas of the United States with large rental vacancies on the East Coast – from New York to Florida, and to begin with residential, commercial and retail properties in these areas. In Phase II of our business plan, we intend to focus on smaller cities in the Mid-West.

The Zero Vacancy app will be free to download. We hope to have it featured on the app store on iPhones, Androids and other devices.

Our goal is to enter into agreements with landlords in fifteen different cities by the end of 2019. We will be seeking out landlords with a minimum of 50-100 apartments being rented. We are dividing this into three separate milestones of landlords in five cities each. We intend to engage in marketing and advertising campaigns in these cities. We expect that most of our marketing and advertising efforts will be online. Once our app is functional and online, we will begin seeking out landlords to partner with. We hope to achieve our first milestone by September 2019, with the second to follow in October, and the final milestone to be concluded by December 2019. We anticipate that our second and third milestones will be easier to achieve as, at that point, we will have a track record for potential landlord-participants to see. In the event we are not successful in raising funds through this Offering, the Company’s president and CFO have agreed to lend the Company up to an additional $400,000 to enable us to continue marketing and advertising our app and working toward our milestones.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's registration statement on Form S-1 filed on June 17, 2019. Results for interim periods may not be indicative of results for the full year.

For the three months ended June 30, 2019

Revenues

The Company did not generate any revenues for the three months ended June 30, 2019.

Total operating expenses

During the three months ended June 30, 2019, total operating expenses were $97,739 consisting of $46,346 of professional fees and general and administrative expenses of $51,393.

Net loss

During the three months ended June 30, 2019, net loss was $99,689.

For the nine months ended June 30, 2019

Revenues

The Company did not generate any revenues for the nine months ended June 30, 2019.

Total operating expenses

During the nine months ended June 30, 2019, total operating expenses were $139,321 consisting of $69,380 of professional fees and general and administrative expenses of $69,941.

Net loss

During the nine months ended June 30, 2019, net loss was $142,987.

Liquidity and Capital Resources

As of June 30, 2019, we had $11,515 in cash. The Company has not yet begun operations.

On June 17, 2019, we filed a registration statement on Form S-1 with the Securities and Exchange Commission. Pursuant to this registration statement, we are offering a maximum of 1.2 million shares of our common stock at $1.50 per share for a total offering of up to $1,800,000. We have not yet raised any funds in this offering.

During the period from August 10, 2018 (inception) to June 30, 2019, the Company received $347,500 in notes payable from their officers to pay for operating expenses. The notes have an interest rate of 2% annually. The principal and accrued interest amounts are due 12 months from the date the notes were issued. The total accrued interest at June 30, 2019 (unaudited) and September 30, 2018 was $3,019 and $101, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4(T). Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) as of June 30, 2019 and have concluded that the disclosure controls and procedures are effective as of such date to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD NORTHEAST, INC.

Dated: August 14, 2019	By:	/s/ Samuel Eisenberg
	Name:	Samuel Eisenberg
	Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Dated: August 14, 2019	By:	/s/ Abraham Miller
	Name:	Abraham Miller
	Title:	President and Chairman of the Board (Principal Executive Officer)