Form 10-K
period 2019-09-30
Oxford Northeast Ltd.
filed 2019-12-30
CIK 1768206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ______.

Commission file number: 333-229710

OXFORD NORTHEAST, LTD.
(Exact name of registrant as specified in its charter)

New York	7374	83-1567259
(State of incorporation)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification No.)

400 Rella Drive, Suite 165, Suffern, New York 10901

(Address of principal executive offices)

888-813-7289

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The number of shares of the issuer's common stock issued and outstanding as of December 30, 2019 was 10,000,000 shares. No market value has been computed based upon the fact that no active trading market has been established as of December 30, 2019.

Documents Incorporated by Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this "Report"), references to the "Company", the "Registrant," "we," "our" or "us" refer to Oxford Northeast Ltd., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under "Liquidity and Capital Resources". We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

We are a New York corporation incorporated on August 10, 2018. We have not yet begun operations. We have recently purchased Zero Vacancy, which is a software application or app designed to allow us to introduce landlords willing to rent properties at a discounted rate and individuals looking to rent residential or commercial properties. The technology is currently being tested, and we expect it to be ready for use by January 2020. Our plan is to launch this technology with a focus on the East Coast – from New York to Florida.

On February 15, 2019, we filed a registration statement on Form S-1, which registration statement was declared effective the SEC on July 1, 2019. Pursuant to this registration statement, we are offering up to 1,200,000 shares of our common stock at $1.50 per share, for a maximum offering of $1,800,000. As of the date hereof, we have not sold any shares.

Our principal offices are currently located at 400 Rella Drive #165, Suffern, New York 10901. Our telephone number is 888-813-7289.

Business Overview

Overview

Oxford Northeast Ltd. (“ONL” or the "Company") is a New York corporation, incorporated on August 10, 2018. As of the date hereof, we have not yet begun operations. On August 20, 2018, we entered into an agreement with Devoe Creative Corp. to develop an “app” to help landlords rent vacant apartments at a discounted rate. We completed the purchase in March 2019, and Devoe Creative is testing the app. The President of Devoe Creative Corp. is Zev Eisenberg, the son of Samuel Eisenberg, our Chief Executive Officer and Chief Financial Officer.

In addition, in July 2019, we began focusing on a new line of business: providing digital signage screens to salons in the NY Metro area. We have purchased digital signage screens, which will be set up and installed by Hudson Foundry, a company owned by Zev Eisenberg, the son of Samuel Eisenberg, our Chief Executive Officer and Chief Financial Officer. These screens will be programed to play content provided from a licensed content provider, in addition to advertisements provided by the particular salon, and other ads provided by third party vendors who would pay us to show these ads. To date, we have installed approximately 180 of these screens in upscale beauty salons in New York City and northern New Jersey. We have yet to achieve any revenues from this line of business.

Plan of Operation

Our goal is to begin marketing and advertising the Zero Vacancy app. This app is being designed to help landlords rent vacant apartments, offices and retail spaces at discounted rates. We intend to enter into agreements with landlords who have vacancies and who agree to accept lower rent payments for imperfect apartments. These imperfections may range from stained carpets to a chipped countertop to a poorly painted wall. While the landlords will have to make representations about the conditions of their apartments, we will not be independently verifying those representations. Potential tenants will be viewing the apartments, and we intend to ask them for feedback as to the condition of the apartments. In the event we are alerted to apartments listed on our app which violate any local or state codes or ordinances, or are in any way be uninhabitable or unsafe, we will delete such listings immediately. We intend to feature units with cosmetic imperfections only.

Prospective tenants will have to agree to accept such apartments, office or retail space in “as is” condition in exchange for a lower rent. We expect that savings can be anywhere from 5-25% depending on location, the current state of the rental market, and the unit’s imperfection. According to our business, plan we will charge the landlord a fee to advertise on our site, and a success fee upon a signed lease.

We believe that our app will benefit both landlords and tenants in that it will allow landlords to rent space they might not have otherwise been able to rent and/or rent space without spending money to fix it up, while at the same time giving potential tenants access to certain real estate markets they might have otherwise been priced out of.

We intend to initially focus on areas of the United States with large rental vacancies on the East Coast – from New York to Florida, and to begin with residential properties in these areas. In Phase II of our business plan, we intend to focus on smaller cities in the Mid-West.

The Zero Vacancy app will be free to download. We hope to have it featured on the app store on iPhones, Androids and other devices.

Our goal is to enter into agreements with landlords in fifteen different cities by the end of June 2020. We will be seeking out landlords with a minimum of 50-100 apartments being rented. We are dividing this into three separate milestones of landlords in five cities each. We intend to engage in marketing and advertising campaigns in these cities. We expect that most of our marketing and advertising efforts will be online. Once our app is functional and online, we will begin seeking out landlords to partner with. We hope to achieve our first milestone by the end of March 2020, with the second to follow in May, and the final milestone to be concluded by June 30, 2020. We anticipate that our second and third milestones will be easier to achieve as, at that point, we will have a track record for potential landlord-participants to see. In the event we are not successful in raising funds through our offering, the Company’s president and CFO have agreed to fund the Company through January 2021 to enable us to continue marketing and advertising our app and working toward our milestones.

For our new line of business, Inface Digital Media, we are currently seeking to contract with companies looking to advertise on our screens placed in beauty salons in the NYC Metro Area. We intend to charge such companies a fee for the placement of their ads. Simultaneously, we are attempting to enter into agreements with various beauty salons in the NYC Metro Area pursuant to which we would provide the screens free of charge and allow them to place their own dynamic ads in exchange for placement of the screens where they will be visible to patrons and permission to run our own programming and ads on the screens, as well.

We expect this line of business to start generating revenue by the end of June 2020.

Competition

We intend to use the proceeds of this offering to market and advertise the Zero Vacancy app. We expect to compete with real estate brokerage firms, as well as companies such as Zillow, Trulia, and Apartment Finders, and platforms such as Craig’s List which allow landlords to rent vacant units on their own.

We expect that our Inface Digital Media line of business will be competing with both small, regional companies, as well as larger, national and international companies such as Clear Channel Outdoors and JCDecaux.

Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

Employees

The Company currently has no employees. The Company’s officers and directors will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

Item 1A. Risk Factors.

RISK FACTORS RELATING TO OUR COMPANY

1.	WE HAVE NO SALES REVENUE AND CANNOT PREDICT WHEN, OR IF, WE WILL HAVE SALES REVENUE.

We are a newly formed company and as of the date hereof, have had no sales. We intend to use the proceeds of our pending offering for working capital and to advertise and market the Zero Vacancy app, which is still being tested. In addition, our Inface Digital Media Corp. subsidiary has yet to generate revenues. The Zero Vacancy app is being developed by Devoe Creative Corp. The president of Devoe Creative Corp. is Zev Eisenberg, the son Samuel Eisenberg, our Chief Executive Officer and Chief Financial Officer of this Company. We expect to launch this technology in the first quarter of 2020, but there is no guarantee we will do so, Further, we cannot guarantee when, if at all, our marketing of Zero Vacancy will translate into sales revenues. And even if we start achieving revenue, there is no guarantee we will generate a profit.

2.	WE MAY REQUIRE ADDITIONAL FUNDING IN THE FUTURE AND THERE IS NO GUARANTEE THAT WE WILL BE ABLE TO DO SO ON TERMS THAT ARE ACCEPTABLE TO US, IF AT ALL.

Because we have no history of operations, we believe we might require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to grow our business may be greatly limited. We are seeking to raise up to $1,800,000 in our pending offering, but there is no guarantee we will be successful. In the event we require additional funds, we will attempt to engage in another securities offering of either equity or debt. Debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it could have a material adverse effect upon our operations. If we need to finance our operations through the issuance of our securities, the issuance of additional securities will dilute the ownership of existing shareholders.

3.	WE ARE A NEW COMPANY AND WE MAY LACK THE FINANCIAL STABILITY REQUIRED TO CONTINUE OPERATIONS ONCE THEY COMMENCE.

Our ability to generate revenue primarily depends on our success in marketing and operating the Zero Vacancy app, and our ability to successfully market our Inface Digital Media business. There is no guarantee that we will be able to do so, or that revenues will continue as we expect, or that we will be profitable.

To the extent that our resources are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. However, additional funding, if needed, may not be available on terms attractive to us, or at all. Our inability to raise capital when needed could have a material adverse effect on our business, operating results and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our Company by our current shareholders would be diluted.

4.	UNTIL WE START GENERATING REVENUE, WE ANTICIPATE THAT OUR CAPITAL REQUIREMENTS WILL BE MET THROUGH FINANCING AND IT IS NOT CERTAIN WE WILL BE ABLE TO FIND FINANCING TO MEET OUR OPERATING REQUIREMENTS.

Because we are a new company, it is difficult for us to determine our monthly or annual operating expenses. Until we start generating revenue, and possibly even after that, we will be dependent on financing to fund our operations as well as other working capital requirements. There can be no assurance that we can raise sufficient capital to meet our future working capital needs.

5.	BECAUSE WE DO NOT HAVE AN OPERATING HISTORY ON WHICH AN EVALUATION OF OUR PROSPECTS CAN BE MADE, WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE THE DEMANDS REQUIRED OF A NEW BUSINESS IN THE TECHNOLOGY INDUSTRY.

We are a start-up company and, to date, have no operating history upon which an evaluation of our prospects can be made. There can be no assurance that we will effectively execute our business plan or manage any growth or that our future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, our ability to identify and enter into agreements with landlords across the United States, our ability to attract users, our ability to contract with advertisers and salons for our Inface Digital Media business, price competition, and whether we can control costs. Many of these factors are beyond our control. In addition, our future prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in the technology and real estate industries, both of which are characterized by intense competition.

6.	WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE REVENUE TO MEET OUR OBLIGATIONS AND FUND OUR OPERATING EXPENSES.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters could raise substantial doubt about our ability to continue as a going concern.

7.	OUR LARGEST SHAREHOLDERS OWN 94% OF OUR VOTING STOCK, AND, AS A RESULT, MINORITY SHAREHOLDERS WILL LIKELY NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO THOSE SHAREHOLDERS.

Our three largest shareholders currently have the right to vote approximately 94% of our outstanding Common Stock. As a result, these shareholders would have the ability to control substantially all matters submitted to our shareholders for approval including:

a)	election of our board of directors;

b)	removal of any of our directors;

c)	amendment of our Articles of Incorporation or bylaws; and

d)	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, these shareholders have, and will continue to have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

8.	ECONOMIC CONDITIONS MAY PREVENT US FROM GENERATING SUFFICENT REVENUE TO CONDUCT OUR PROPOSED BUSINESS PLAN.

Our ability to generate or sustain revenues is dependent on a number of factors relating to discretionary consumer spending. These include economic conditions and consumer perceptions of such conditions by consumers, employment, the rate of change in employment, the level of consumers' disposable income and income available for discretionary expenditure, business conditions, interest rates, consumer debt and asset values, availability of credit and levels of taxation for the economy as a whole and in regional and local markets where the Company intends to operate.

In addition, credit and private financing may be difficult to obtain at reasonable rates, if at all. We may be required to obtain additional funding from other sources, including loans and/or private financings. If we are unable to achieve such capital infusions on reasonable terms, if at all, our operations may be negatively affected.

9.	BECAUSE WE ARE A NEW COMPANY, WE MAY LACK THE ABILITY TO RECRUIT SUITABLE CANDIDATES FOR EMPLOYMENT, OR TO ATTRACT THEM TO THE COMPANY SHOULD THEY BE IDENTIFIED.

Because we have no revenues or operating history, we may have difficulty attracting potential employees. In addition, we may be dependent upon skills of individuals with whom we may have little familiarity, and who may not perform as expected.

10.	NO MEMBER OF OUR MANAGEMENT TEAM HAS EXPERIENCE WITH TECHNOLOGY.

Our business plan is to market our Zero Vacancy app in various real estate markets throughout the country, and to market our digital screens throughout the NYC Metro Area. Although members of our management team have real estate experience, none have worked in the technology industry. As a result, we will be depending on the app developer and new employees to assist us in navigating this industry.

11.	WE WILL FACE A LOT OF COMPETITION IN THE REAL ESTATE RENTAL MARKET.

There are currently many sites and apps that link landlords to potential tenants. Companies such as apartments.com and realtor.com have been around for longer and are likely to be better financed than our company. And while we believe our focus on discounted rents for imperfect apartments is unique, there is no guarantee we will be able to distinguish our company from its competitors in this field.

12.	NEW YORK LAW AND OUR ARTICLES OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS.

New York law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

13.	WE ARE AN “EMERGING GROWTH COMPANY” UNDER THE JOBS ACT OF 2012 AND WE CANNOT BE CERTAIN IF THE REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES WILL MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

14.	OUR STATUS AS AN “EMERGING GROWTH COMPANY” UNDER THE JOBS ACT OF 2012 MAY MAKE IT MORE DIFFICULT TO RAISE CAPITAL AS AND WHEN WE NEED IT.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

15.	OUR ELECTIONS UNDER THE JOBS ACT MAY RESULT IN OUR FINANCIAL STATEMENTS NOT BEING COMPARABLE WITH THOSE OF OTHER PUBLICLY TRADED COMPANIES.

We have elected to use the extended transaction period for complying with new or revised accounting standards under § 102 (b) (1) of the JOBS Act. This election allows our company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until these standards apply to private companies. As a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

16.	FLUCTUATIONS IN RENTAL MARKETS COULD NEGATIVELY IMPACT OUR BUSINESS.

Our business plan is focused on the marketing of apartments with imperfections to potential tenants who might not otherwise be able to afford them. Any increase or decrease in the number of apartments available in a given region, or the increase or decrease in rents being sought prices could decrease the profit we make on our sales. This would have a negative impact on our business.

17.	WE CAN NOT PREDICT WHEN, OR IF, OUR ZERO VACANCY APP WILL BE APPROVED BY VARIOUS APP STORES.

The market for apps is competitive. Most apps are sold through online stores such as the Apple App Store or the Google Play Store. Each app store has its own application process which we will have to comply with. While we believe that our Zero Vacancy app will be approved for sale on various app stores, there is no guarantee that it will be. Further, we cannot guarantee the timing for acceptance of our app by an app store. We expect that, like most apps, the bulk of our downloads will come through app stores. Thus, a delay in approval would delay any anticipated market acceptance of our Zero Vacancy app.

18.	THE DEVELOPER OF THE ZERO VACANCY APP AND THE COMPANY PROGRAMMING AND INSTALLING OUR DIGITAL SCREENS, AND OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER ARE RELATED PARTIES.

Our business plan is dependent on the development and purchase of the Zero Vacancy app, and the installation of our digital screens. This app was developed by Devoe Creative Corp., and the digital screens will be programmed and installed by Hudson Foundry. Both Devoe Creative Corp. and Hudson Foundry are companies controlled by Zev Eisenberg, the son of the our Chief Executive Officer and Chief Financial Officer of Oxford Northeast Ltd., Samuel Eisenberg. As a result, our purchase of the Zero Vacancy app is not an arm’s length transaction. While we believe that the terms of the agreement entered into by the Company and Devoe Creative Corp., including the price we are paying Devoe for development of the Zero Vacancy app, and all proposed transaction between the Company and Hudson Foundry are fair and reasonable, we cannot guarantee that another software developer would have been able to supply us with comparable services for a smaller fee.

19.	OUR MANAGEMENT TEAM WILL NOT BE WORKING FULL TIME FOR THE COMPANY

Initially, our management team will continue to work outside of the Company, and will not be devoting their fulltime efforts to the Company. We expect that our officers will each spend approximately 15-20 hours per week on work related to Oxford Northeast. This may result in the Company’s failure to grow as quickly as it might if our officers were working fulltime for the Company. Although management intends to devote more time as the business grows, we cannot guarantee that their other business endeavors will permit them to work fulltime at Oxford Northeast.

20.	WE WILL BE DEPENDING ON LANDLORDS PROVIDING ACCURATE DESCRIPTIONS OF APARTMENTS

The Zero Vacancy app is being designed to help landlords rent vacant apartments, offices and retail spaces at discounted rates. We intend to enter into agreements with landlords who have vacancies and who are willing to accept lower rent payments for imperfect apartments. While the landlords will have to make representations about the conditions of their apartments, we will not be independently verifying those representations. Potential tenants will be viewing the apartments, and we intend to ask them for feedback as to the condition of the apartments. In the event we are alerted to apartments listed on our app which violate any local or state codes or ordinances, or are in any way be uninhabitable or unsafe, we will delete such listings immediately. However, there is a risk that landlords will not be entirely honest with us or that we will not receive customer feedback before a tenant rents an unsafe apartment or an injury has occurred as a result of structural or other damage to an apartment. In such a case, we may be sued for damages and/or held liable for such injuries. Such an event could result in our having to pay damages. It could also hurt the Company’s reputation which might reduce the number of landlords and potential tenants using our app.

21.	ADDITIONAL PRIVATE FINANCING MAY BE DIFFICULT BECAUSE WE ARE A SHELL COMPANY

Because we are a shell company, it will likely be difficult for us to obtain additional financing by way of private offerings of our securities. We are a “shell company” within the meaning of Rule 405, promulgated pursuant to Securities Act, because we have nominal assets and nominal operations. Accordingly, the holders of securities purchased in private offerings of our securities will not be able to rely on the safe harbor from being deemed an underwriter under SEC Rule 144 in order to resell their securities. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings since purchasers of securities in such unregistered offerings will be unable to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

22.	BECAUSE WE ARE A SHELL COMPANY, THERE ARE RESTRICTIONS ON THE TRANSFERABILITY OF UNREGISTERED SHARES.

Oxford Northeast Ltd. is a shell company as defined in Rule 405. Accordingly, there are restrictions imposed upon the transferability of unregistered shares outlined in Rule 144(i). In addition, we are prevented from registering shares on Form S-8.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters are located at 400 Rella Drive #165, Suffern, New York 10901. We currently lease this space at $149.49 per month. We do not own any real property. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not listed on any exchange or the OTC-QB, although we intend to apply for listing upon closing of our current registration statement.

Stockholders

As of December 30, 2019, there were 10,000,000 shares of our Common Stock issued and outstanding held by 5 holders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Between August 24, 2018 and August 29, 2018, we sold 10,000,000 shares to our five (5) founders at par value per share. We did not sell any unregistered securities during the fiscal year ended September 30, 2019.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended September 30, 2019.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company are forward-looking statements and speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation – General

Overview

Oxford Northeast Ltd. (“ONL” or the "Company") is a New York corporation, incorporated on August 10, 2018. As of the date hereof, we have not yet begun operations. On August 20, 2018, we entered into an agreement with Devoe Creative Corp. to develop an “app” to help landlords rent vacant apartments at a discounted rate. We completed the purchase in March 2019, and Devoe Creative is testing the app. We expect this app to be completed by July 2020. The President of Devoe Creative Corp. is Zev Eisenberg, the son of Samuel Eisenberg, our Chief Executive Officer and Chief Financial Officer.

Additionally, in July 2019, we started a new line of business called InFace Digital Media, in which we are seeking to place digital screens in upscale salons in the NYC Metro Area, which screens will display dynamic ads for the home salon, for our company and for third parties willing to pay a fee to the Company for the airing of their ads on our screens. We expect this line of business to commence in July 2020.

Plan of Operation

Our goal is to use proceeds from our pending public offering to begin marketing and advertising the Zero Vacancy app. This app is being designed to help landlords rent vacant apartments, offices and retail spaces at discounted rates. We intend to enter into agreements with landlords who apartments, we will not be independently verifying those representations. Potential tenants will be viewing the apartments, and we intend to ask them for feedback as to the condition of the apartments. In the event we are alerted to apartments listed on our app which violate any local or state codes or ordinances, or are in any way be uninhabitable or unsafe, we will delete such listings immediately. We intend to feature apartments with cosmetic imperfections only.

Prospective tenants will have to agree to accept such apartments, office or retail space in “as is” condition in exchange for a lower rent. We expect that savings can be anywhere from 5-25% depending on location, the current state of the rental market, and the unit’s imperfection. According to our business, plan we will charge the landlord a fee to advertise on our site, and a success fee upon a signed lease.

We believe that our app will benefit both landlords and tenants in that it will allow landlords to rent space they might not have otherwise been able to rent and/or rent space without spending money to fix it up, while at the same time giving potential tenants access to certain real estate markets they might have otherwise been priced out of.

We intend to initially focus on areas of the United States with large rental vacancies on the East Coast – from New York to Florida, and to begin with residential properties in these areas. In Phase II of our business plan, we intend to focus on smaller cities in the Mid-West.

The Zero Vacancy app will be free to download. We hope to have it featured on the app store on iPhones, Androids and other devices.

Our goal is to enter into agreements with landlords in fifteen different cities by the end of our fiscal year. We will be seeking out landlords with a minimum of 50-100 apartments being rented. We are dividing this into three separate milestones of landlords in five cities each. We intend to engage in marketing and advertising campaigns in these cities. We expect that most of our marketing and advertising efforts will be online. Once our app is functional and online, we will begin seeking out landlords to partner with. We hope to achieve our first milestone by July, with the second to follow in August, and the final milestone to be concluded by September 30, 2019, the end of our fiscal year. We anticipate that our second and third milestones will be easier to achieve as, at that point, we will have a track record for potential landlord-participants to see. In the event we are not successful in raising funds through this Offering, the Company’s president and CFO have agreed to lend the Company up to an additional $400,000 to enable us to continue marketing and advertising our app and working toward our milestones.

For our proposed digital screen line of business, our goal is to have 200 screens in salons around or in NYC by the end of January 2020, and to sign on at least three advertisers by end of January 2020. We will seek to target companies who are interested in targeting middle- and upper-income women in the NYC Metro Area.

The Market

The residential rental market in the United States was $485.6 billion in 2017, up from $480.7 billion in 2016 (MarketWatch, “This is the Staggering Amount Americans Paid in Rent in 2017” January 11, 2018). According to the Pew Research Center, as of 2016, approximately 36.6% of Americans rent their homes, with an average monthly rent of $1,419.99, according to Yardimatrix.

According to a release published by the United States Census Bureau for the second quarter of 2018 (dated July 26, 2018), the residential rental vacancy rate in Q2 2018 was 6.8%.

Second quarter 2018 rental vacancy rates were highest outside Metropolitan Statistical Areas (“MSA”): 9.2%. Metropolitan Statistical Areas are defined as geographical regions with relatively high population density at their cores and close economic ties throughout the areas. The rental vacancy rates in principal cities was 6.8% and 6.2% in suburbs. Outside MSAs, the rental vacancy rate was 8.8%. (US Census Bureau Report for Q2 2018).

The rental vacancy rates vary by region. For Q2 2018, the South had a rental vacancy rate of 8.4%, the Northeast had a vacancy rate of 4.9%, the West had a vacancy rate of 5.1%, and the Midwest rate was 7.7%. The figures for Q2 2017 were 9.0% in the South, 5.2% in the Northeast, 6.0% in the West and 8.0% in the Midwest. (US Census Bureau Report for Q2 2018)

Renter occupied housing units made up 31.3% of the total inventory of housing units in the United States in the second quarter of 2018, statically the same as it was in both Q1 2018 and Q2 2017.

Currently sites such as www.apartmentfinders.com and www.forrent.com, as well as www.zillow.com and www.trulia.com dominate the market. We believe that the difference between our proposed business and these existing businesses is our focus on underutilized space.

Our Inface Digital Marketing line of business functions in the Out-of-home (“OOH”) media advertising industry. The OOH industry is focused on marketing to consumers when they are "on the go" in public places, in transit, waiting (such as in a medical office), and/or in specific commercial locations (such as in a retail venue). A sub-category is the Digital Out of Home industry (“DOOH”), which refers to dynamic media distributed across place-based networks in venues including, but not limited to: cafes, bars, restaurants, health clubs, colleges, arenas, gas stations, convenience stores, barber shops, airports and public spaces. PQ Media defines DOOH by two major platforms, digital place-based networks (DPN) and digital billboards & signage (DBB); DOOH networks typically feature independently addressable screens, kiosks, or jumbotrons. DOOH media benefits both location owners and advertisers in being able to engage customers and/or audiences and extend the reach and effectiveness of marketing messages. It is also referred to as digital signage.

According to "U.S. Digital Out-of-home advertising". Brief. eMarkerter. 15 October 2015, in the U.S., the DOOH industry grew to $2.9 billion in 2015, representing 40.8% of the total OOH spending. Gas stations, restaurants, and bars are the preferred locations for ad placement. This category appears to be growing as a result of the prevalence of digital video records (“DVRs”) which allow viewers to bypass commercials while watching tv. As a result, traditional TV advertisers are hungry for an effective substitute, and digital out-of-home ads appear to be one of the solutions. Digital out of home advertising seems to be a cost-effective way for promoting or marketing any brand or product.

DOOH also includes stand-alone screens, screens on buildings, digital signage with kiosks, and interactive media found in public places. The availability of inexpensive LCD screens with built-in media players has opened the door for companies to add interactive video messages in point of purchase (POP) displays. The displays allow consumers to get additional information at the moment of decision on a product or service. Growth in the DOOH industry has been increasing in 2009, with more POP manufacturers, advertisers, and content developers moving to digital. Technological improvements are holding down costs, and low-cost digital signage is making it easier to reach consumers on a larger scale ( "Wrangling Brainier (and brawnier?) Digital signage". Embedded Systems Engineering. 1 September 2015.)

Intellectual Property Rights

Pursuant to our development with Devoe Creative Corp., Devoe has created and developed the Zero Vacancy App. The contract price is $200,000, all of which has been paid. Devoe Creative Corp. has assigned all intellectual property rights to us. We intend to apply for patent protection shortly. Devoe does not retain any rights in the Zero Vacancy product. We have the exclusive right to the website and app. Devoe may not sell the app or any part thereof to anyone else, and may not develop or sell any software, programs, applications or other products that could, in any way, compete with the Zero Vacancy app.

Employees

We currently have no paid employees.

EMERGING GROWTH COMPANY

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years following our initial public offering, although we will lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

COMPETITION

We expect to compete with real estate brokerage firms, as well as companies such as Zillow, Trulia, and Apartment Finders, and platforms such as Craig’s List which allow landlords to rent vacant units on their own.

Our Inface Digital Media line of business will be competing with both small, regional companies, as well as larger, national and international companies such as Clear Channel Outdoors and JCDecaux.

DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 400 Rella Drive #165, Suffern, New York 10901. We currently lease this space at $149.49 per month. We do not own any real property. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings which involve us.

 MARKET INFORMATION

Our common stock is not listed on any exchange or the OTC-QB, although we intend to apply for listing upon effectiveness of this registration statement.

Results of Operations

Years Ended September 30, 2018 and 2019

We did not generate any revenues from operations during the years ended September 30, 2018 and 2019. Total operating costs and expenses during the year ended September 30, 2019 was $133,105 and a net loss of $(139,030) as compared to operating costs and expenses of $7,171 and a net loss of $(7,437) for the year ended September 30, 2018. Operating expenses for both years consisted entirely of professional, legal and accounting fees relating to our reporting requirements and general and administrative expenses.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2019 reflects that the Company had $17,850 in cash. In addition, the Company had a working capital deficiency and stockholders' deficiency of $(13,487) and $(145,467), respectively, at September 30, 2019 and working capital deficiency and stockholders' deficiency of $(26,437) and $(6,437), respectively, at September 30, 2018.

As of September 30, 2019 and 2018, loans payable to related parties bear interest at 2% per annum and are due and payable on February 28, 2022 and were $565,000 and $49,164, respectively. Accrued interest on these loans was $5,191 and $101 for the years ended September 30, 2019 and 2018, respectively.

The focus of the Company's efforts is to enter into agreements with building owners to allow us to find them tenants using our No Vacancy app. Despite having yet to achieve revenues, management intends to continue in business and has no intention to liquidate the Company. Our CEO and our President have agreed to finance the Company through January 2021.

The Company has not commenced planned principal operations. The Company had no revenues and incurred net losses for the years ended September 30, 2019 and 2018. In addition, the Company had a working capital deficiency and stockholders' deficiency of $13,487 and $145,467, respectively, at September 30, 2019. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements contained herein for the period ending September 30, 2019, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in this Annual Report for the year ended September 30, 2019, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Need for Additional Financing

Based upon our current major shareholder's willingness to extend credit to the Company and/or invest in the Company, the Company believes that its existing capital will be sufficient to meet the Company's cash needs required for the costs of compliance with the reporting requirements of the Exchange Act, and for the costs of accomplishing its goal of signing agreements with landlords who have buildings with vacant units they wish to have occupied using the Company’s No Vacancy app. We also anticipate raising funds in our current public offering, although as of the date hereof, we have not done so. We anticipate needing approximately $300,000 over the next twelve months to continue our business plan. There is no assurance, however, that we will be able to raise these funds or that our business, once operational, will provide such income. In such cases, we will need additional financing.

Related Party Transactions

On August 20, 2018, we entered into an agreement with Devoe Creative Corp. to develop and sell to us the Zero Vacancy app on which we intend to base our business. The president and principal of Devoe Creative Corp. is Zev Eisenberg, the son of Company’s Chief Executive Officer and Chief Financial Officer, Sam Eisenberg. The purchase price for the Zero Vacancy app is $200,000. The entire purchase price has been funded through money loaned to the Company by Sam Eisenberg and Abraham Miller.

On August 2, 2019, we entered into an agreement with Hudson Foundry Inc. pursuant to which we will purchase digital signage screens, which will be set up and installed in salons in the NY Metro area by Hudson Foundry, a company owned by Zev Eisenberg, the son of Samuel Eisenberg, our Chief Executive Officer and Chief Financial Officer.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of September 30, 2019, the end of the period covered by this annual report, have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, or persons performing similar functions, to allow timely decisions regarding disclosure.

A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management, including the Company's Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2019. In making this assessment, management used the framework in "Internal Control - Integrated Framework" promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on the assessment performed, management believes that as of September 30, 2019, the Company's internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management's assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of September 30, 2019.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permits the Company to provide only management's report in this annual report

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company's management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management's override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Management is aware of the risks associated with the lack of segregation of duties at the Company due to the small number of employees currently dealing with general administrative and financial matters. Although management will periodically reevaluate this situation, at this point it considers the risks associated with such lack of segregation of duties and that the potential benefits of adding employees to segregate such duties do not justify the substantial expense associated with such increases. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company will address these concerns at the earliest possible opportunity.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships among any of the directors and officers.

Name	Age	Position & Offices Held
Samuel Eisenberg	63	CEO, CFO, Director
Abraham Miller	61	President, Chairman of the Board
Eliezer Raksin	32	Secretary, Director

Samuel Eisenberg, 63, has served as CEO, CFO and a director of the Company since its inception. A founder of Fidelity Dental plan (now FH Plans Inc.), a dental membership plan, Mr. Eisenberg has served as its president for over 27 years. He founded US Healthcard, a medical discount membership organization for doctors and hospitals, which had over $12 million in annual sales. Since 2000, he has operated a private fund which purchases land in upstate New York. He is a licensed real estate sales person in New York and Pennsylvania. Mr. Eisenberg is the uncle of Eliezer Raksin, a director of the Company.

Abraham Miller, 61, has served as President and Chairman of the Board of Directors of the Company since its inception. Since 1995, Mr. Miller has been Vice President-Property Acquisitions of Empire Network LLC, a real estate development company, where he is responsible for analysis and implementation of management systems and building operations upgrades, as well as supervising capital improvement projects, developing cost-reduction strategies, and overseeing large scale management operations.

Eliezer Raksin, 32, has been Secretary and a director of the Company since its inception. Since 2013, Mr. Raksin has owned and operated Whiterock Dist. and RAKK LLC, e-commerce companies specializing in computer accessories and consumer electronics wholesale and retail business. RAKK LLC is a shareholder of the Company. Since 2018, Mr. Raksin has been the owner and operator of New Main Street Realty, a residential real estate brokerage in New City, New York. Mr. Rakisn is a nephew of Samuel Eisenberg, our Chief Executive Officer.

None of our directors or officers is a director in any other U.S. reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company's officers or directors, or any associate of any such officer or director, is a party adverse to the Company or has a material interest adverse to it.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. During the fiscal year ended September 30, 2019, we were not subject to the reporting requirements of the Securities Exchange Act of 1934.

Auditors

Zwick & Banyai, PLLC, an independent registered public accounting firm, is our auditor.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a "financial expert" on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation.

Summary Compensation

Since our incorporation on August 10, 2018, we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Employment Contracts. We have no employment agreements with any of our directors or executive officers.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation on August 10, 2018.

Long-Term Incentive Plans. We have never had any group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-End. Since our incorporation on August 10, 2018, no stock options or stock appreciation rights were granted to any of our directors or executive officers. We have no long-term equity incentive plans.

Compensation of Directors

Since our incorporation on August 10, 2018, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of December 30, 2019, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 10,000,000 shares of our common stock issued and outstanding as of December 30, 2019. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Oxford Northeast Ltd., 400 Rella Drive, #165, Suffern, New York, 10901.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Samuel Eisenberg	2,800,000	28.0%
Abraham Miller	2,500,000	25.0%
Ruth Miller	2,500,000	25.0%
Eliezer Raksin	1,600,000	16.0%
Isser Weisberg	600,000	6.0%

All directors and executive officers as a group (three persons)	6,900,000	69.0%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Ownership

Samuel Eisenberg, Chief Executive Officer, Chief Financial Officer, director and a shareholder of the Company, is the uncle of Eliezer Raksin, Secretary, director and a shareholder of the Company.

Samuel Eisenberg, Chief Executive Officer, Chief Financial Officer and director of the Company is the father of Zev Eisenberg, President of Devoe Creative Corp., developer of the Zero Vacancy app, upon which the Company is depending to effectuate its business plan. Zev Eisenberg is also the principal of Hudson Foundry Inc., a company which will be responsible for installing and programming the digital signage screens to be used in our Inface Digital Media line of business.

Abraham Miller, our President and Chairman of the Board and a shareholder, and Ruth Miller are husband and wife.

Loans

From August 2018 through September 30, 2019, Samuel Eisenberg, our CEO and CFO, and Abraham Miller, Chairman of our Board, loaned the Company $225,000 and $ 340,000, respectively. The loans bear interest at a rate of 2% per annum and are due and payable on February 28, 2022.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." We do not believe that any of our directors currently meet the definition of "independent" as promulgated by the rules and regulations of the American Stock Exchange.

Item 14. Principal Accounting Fees and Services.

Our principal independent public accountant is Zwick & Banyai PLLC. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended September 30, 2019	Fiscal Year Ended September 30, 2018
Audit Fees	$22,500	$12,000
Audit Related Fees	$0	$0
Tax Fees	$2,100	$0
All Other Fees	$0	$0

The tax fees related to preparation of the Company’s Federal and State tax returns are $2,100. The Company does not have an audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit	Description
3.1	Certificate of Incorporation of Registrant (annexed to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 15, 2019 and incorporated herein by reference)

3.2	By-Laws of Registrant (annexed to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 15, 2019 and incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 30, 2019	By:	/s/ Samuel Eisenberg
	Name:	Samuel Eisenberg
	Title:	Chief Executive Officer and Chief Financial Officer, Director (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 30, 2019	By:	/s/ Samuel Eisenberg
	Name:	Samuel Eisenberg
	Title:	Chief Executive Officer and Chief Financial Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

Dated: December 30, 2019	By:	/s/ Abraham Miller
	Name:	Abraham Miller
	Title:	President and Chairman

Dated: December 30, 2019	By:	/s/Eliezer Raksin
	Name:	Eliezer Raksin
	Title:	Secretary, Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Oxford Northeast, Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Oxford Northeast, Ltd. as of September 30, 2019 and 2018, and the related statements of income, stockholders’ deficit and cash flows for each of the two years in the period ended September 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Oxford Northeast, Ltd. as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Oxford Northeast, Ltd. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Oxford Northeast, Ltd. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ZWICK & BANYAI, PLLC

Southfield, Michigan

December 30, 2019

OXFORD NORTHEAST LTD.

BALANCE SHEETS

	September 30, 2018	September 30, 2019
ASSETS
Current Assets
Cash	$26,688	$17,850
Prepaid expenses and other current assets	-	491
Total Current Assets	26,688	18,341

Capitalized software	20,000	218,061
Property and equipment, net	-	214,959
Total Assets	$46,688	$451,361

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$3,961	$31,828
Notes payable - Related Parties, net	49,164	-
Total Current Liabilities	53,125	31,828

Long Term Liabilities
Notes payable - Related Parties, net - long term	-	565,000
Total Liabilities	53,125	596,828

Stockholders’ Deficit
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Accumulated deficit	(7,437)	(146,467)
Total Stockholders’ Deficit	(6,437)	(145,467)
Total Liabilities and Stockholders’ Deficit	$46,688	$451,361

See accompanying notes to these financial statements

OXFORD NORTHEAST LTD.

STATEMENTS OF OPERATIONS

	For The Years Ended September 30,
	2018	2019

Revenues	$-	$-

Operating Expenses
General and administrative	7,171	129,814
Depreciation expense	-	3,291
Total Operating Expenses	7,171	133,105
Loss from Operations	(7,171)	(133,105)

Other Expense
Interest expense	(266)	(5,925)
Loss before income taxes	(7,437)	(139,030)
Provision for income taxes	-	-
Net Loss	$(7,437)	$(139,030)

Basic and diluted loss per share	$(0.00)	$(0.01)

Average number of common shares outstanding - basic and diluted	10,000,000	10,000,000

See accompanying notes to these financial statements

OXFORD NORTHEAST LTD.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Deficit

Balance at August 10, 2018 (inception)	-	$-	$-	$-	$-

Common stock issued to founders	10,000,000	1,000	-	-	1,000
Net loss	-	-	-	(7,437)	(7,437)
Balance at September 30, 2018	10,000,000	$1,000	$-	$(7,437)	$(6,437)

Net loss	-	-	-	(139,030)	(139,030)
Balance at September 30, 2019	10,000,000	$1,000	$-	$(146,467)	$(145,467)

See accompanying notes to these financial statements

OXFORD NORTHEAST LTD.

STATEMENTS OF CASH FLOWS

	For The Years Ended September 30,
	2018	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,437)	$(139,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	3,291
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(491)
Accounts payable and accrued expenses	3,961	27,867
Net cash used in operating activities	(3,476)	(108,363)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software costs	(20,000)	(198,061)
Purchase of equipment	-	(218,250)
Net cash used in investing activities	(20,000)	(416,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - Related party, net	49,164	525,736
Repayments of notes payable - Related party	-	(9,900)
Proceeds from issuance of common stock	1,000	-
Net cash provided by financing activities	50,164	515,836

Net increase (decrease) in cash and cash equivalents	26,688	(8,838)
Cash and cash equivalents, beginning of year	-	26,688
Cash and cash equivalents, end of year	$26,688	$17,850

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to these financial statements

OXFORD NORTHEAST LTD.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIODS AUGUST 10, 2018 THROUGH SEPTEMBER 30, 2018

AND THE YEAR ENDED SEPTEMBER 30, 2019

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Oxford Northeast LTD. (the “Company” or “ONL”) is a smaller reporting company focused on developing its Zero Vacancy app and providing digital signage screens to salons in the NY Metro area.

Oxford Northeast LTD. was formed on August 10, 2018, in the state of New York. Our goal is to begin marketing and advertising the Zero Vacancy app. This app is being designed to help landlords rent vacant apartments, offices and retail spaces at discounted rates. We intend to enter into agreements with landlords who have vacancies and who agree to accept lower rent payments for imperfect apartments, offices and retail spaces. These imperfections may range from stained carpets to a chipped countertop to a poorly painted wall. While the landlords will have to make representations about the conditions of their apartments, offices and retail spaces, we will not be independently verifying those representations. Potential tenants will be viewing the apartments, offices and retail spaces, and we intend to ask them for feedback as to the condition of the apartments, offices and retail spaces. In the event we are alerted to apartments listed on our app which violate any local or state codes or ordinances, or are in any way be uninhabitable or unsafe, we will delete such listings immediately. We intend to feature apartments with cosmetic imperfections only.

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

In addition, in July 2019, we began focusing on a new line of business called Inface Digital Media. We will be providing digital signage screens to salons in the NY Metro area, which will be set up and installed by Hudson Foundry, a company owned by Zev Eisenberg, the son of Samuel Eisenberg, our Chief Executive Officer and Chief Financial Officer. These screens will be programed to play content provided from a licensed content provider, in addition to advertisements provided by the particular salon, and other ads provided by third party vendors who would pay us to show these ads.

Basis of Presentation

The Company’s financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

Capitalized Software

Costs related to website and internal-use software development are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 350-50 — Intangibles — Website Development Costs. Such software is primarily related to our website. We begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Costs incurred prior to meeting these criteria are expensed as incurred and recorded within General and administrative expenses within the accompanying statements of operations. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized. Capitalized costs are amortized using the straight-line method over the estimated useful life of the software, which the Company believes will be five years.

Income Taxes

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the year ended September 30, 2019. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of New York.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which creates ASC 606, “Revenue from Contracts with Customers,” and supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” and most industry-specific guidance throughout the ASC. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASC 606 effective October 1, 2018, using modified retrospective basis and there was no cumulative effect to the financial statements.

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

Revenue for Inface Digital Media is generated by selling adverting space on our digital signage screens. We offer advertising on a screen time basis, which means advertisers pay for the amount of time that their ad is displayed. We recognize revenue when the ad is displayed.

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

Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Furniture and equipment	5 years
Digital signage screens	4 years

There is a $350 installation charge per digital signage screen. This charge is capitalized at installation and depreciated over the life of the screen.

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs recognized in the statements of operations for the years ended September 30, 2018 and 2019, were $0 and $1,978, respectively.

Deferred Financing Costs

Costs incurred with obtaining and executing debt arrangements are capitalized and amortized over the term of the related debt using the effective interest method. The Company recognized amortization expense related to the deferred finance costs totaling $164 and $836 during the years ended September 30, 2018 and 2019, respectively. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, deferred finance costs, net of accumulated amortization, in the amount of $836 and $0 have been included as a contra to the corresponding note payable in the accompanying balance sheet as of September 30, 2018 and 2019, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, amended and codified as Topic 842, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Either a prospective approved or a modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted this provision on October 1, 2018 which did not have a material impact on the Company’s financial statements.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing income for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock. There were no potentially dilutive securities for the year ended September 30, 2019. For the years ended September 30, 2018 and 2019 the basic and diluted loss per share was $(0.00) and $(0.01), respectively.

2.	CONCENTRATIONS

Cash Concentration

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits. At September 30, 2018 and 2019, the Company had no uninsured balances and has not experienced any losses in such accounts.

For the year ended September 30, 2019, the Company had a purchase concentration of 100% from one vendor.

3.	CAPITALIZED SOFTWARE

Capitalized software consists of the following as of September 30, 2018 and 2019:

	September 30, 2018	September 30, 2019
Software	$20,000	$218,061
Less: Accumulated amortization	-	-
Total	$20,000	$218,061

The Company is currently not amortizing the software until the software becomes commercially viable (when beta testing is complete).

4.	PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30, 2018	September 30, 2019
Furniture and equipment	$-	$4,202
Digital signage screens		214,048
Less: Accumulated depreciation	-	(3,291)
Total	$-	$214,959

5.	NOTES PAYABLE – RELATED PARTIES

During the period from August 10, 2018 (inception) to September 30, 2019, the Company received $565,000 in notes payable from their officers to pay for operating expenses. The notes have an interest rate of 2% annually. The principal and accrued interest amounts are due on February 28, 2022.

The total accrued interest at September 30, 2018 and 2019 was $101 and $5,191, respectively.

The Company recorded a total debt discount of $1,000, related to the note payable in 2018. During the years ended September 30, 2018 and 2019, the Company recorded amortization expense in the amount of $164 and $836, respectively, related to the amortization of debt discount. The unamortized portion of debt discount related to the note payable as of September 30, 2018 and 2019, was $836 and $0, respectively.

6.	COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims at September 30, 2018 and 2019.

Occupancy Leases

The Company leases office space on a month-to-month basis. The monthly rent payment is $149.49.

Contracts

The Company has entered into an agreement with a related party to design and develop their App software. As of September 30, 2018 and 2019, the total capitalized cost incurred for this project was $20,000 and $218,061, respectively.

The Company has entered into an agreement with a related party to update and maintain the Company’s website. The monthly maintenance cost was originally $6,000 and was amended in July 2019 to $2,000.

The Company into an agreement with a related party to purchase, set up and install digital signage screens.

7.	STOCKHOLDERS’ EQUITY

Common Stock

At inception, the Company issued 10,000,000 shares of common stock to its founders.

As of September 30, 2018 and 2019, there were 10,000,000 shares of common stock issued and outstanding.

8.	RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with a related party to design and develop their App software. As of September 30, 2018 and 2019, the total capitalized cost incurred for this project was $20,000 and $218,061, respectively.

The Company has entered into an agreement with a related party to update and maintain the Company’s website. The monthly maintenance cost was originally $6,000 and was amended in July 2019 to $2,000. For the year ended September 30, 2018 and 2019, the total amount expensed was $0 and $24,000, respectively.

The Company into an agreement with a related party to purchase, set up and install digital signage screens. For the year ended September 30, 2018 and 2019, the total amount capitalized was $0 and $7,000, respectively .

9.	INCOME TAXES

The Company files corporate income tax returns in the United States (federal) and New York. The Company is subject to federal, state and local income tax examinations by tax authorities through inception.

As of September 30, 2018 and 2019, the Company had federal net operating loss carry forwards of approximately $7,000 and $362,000, respectively, that may be offset against future taxable income at up to 80% of the taxable income each year. The net operating loss carryforwards do not expire. The Company also had net operating loss carryforwards for the state of New York of approximately $7,000 and $147,000 as of September 30, 2018 and 2019, respectively, of which approximately $7,000 will begin to expire in 2038.

There was no provision for, or benefit from, income tax during the years ended September 30, 2018 and 2019. The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	For the Year Ended September 30,	For the Period Ended September 30,
	2018	2019
Net operating loss carry forwards	$1,980	$84,226
Fixed Assets	-	(45,141)
Total Deferred tax assets	1,980	39,085
Valuation allowance	(1,980)	(39,085)
Net deferred tax asset	$-	$-

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

All tax years remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

Reconciliation of the statutory federal income tax to the Company's effective tax:

	For the year ended	For the year ended
	September 30,	September 30,
	2018	2019
	%	%
Statutory federal tax rate	21.00%	21.00%
State taxes, net of federal benefit	5.61%	5.61%
Valuation allowance	-26.61%	-26.61%

Provision for income taxes	0.00%	0.00%

10.	SUBSEQUENT EVENTS

In December 2019, the Company formed a separate entity for Inface Digital Media. The Company will consolidate the new entity into its financial statements.

As part of their legal retainer agreement, the Company will issue their attorney 15,000 shares of common stock at par value.