Form 10-K/A
period 2019-09-30
Oxford Northeast Ltd.
filed 2020-01-13
CIK 1768206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The number of shares of the issuer's common stock issued and outstanding as of December 31, 2019 was 10,000,000 shares. No market value has been computed based upon the fact that no active trading market has been established as of December 31, 2019.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

Oxford Northeast, Ltd. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Amendment No. 1”) for the fiscal year ended September 30, 2019 originally filed with the Securities and Exchange Commission on December 30, 2019 (the “Original 10-K”) for the sole purpose of including an amended auditor’s report to clarify that Zwick & Banyai, PLLC has served as the Company’s auditor since 2018.

In addition, Item 15 of Part IV has been amended to include new certifications by our principal executive officer and principal financial officer as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended. The certifications are filed with this Amendment as Exhibits 31.1 and 31.2.

This Amendment No. 1 does not amend, modify or otherwise update any other information in the Original 10-K and does not reflect any events occurring after the filing of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and any other filings we made with the SEC subsequent to the filing of the Original 10-K.

PART II

Item 8. Financial Statements.

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

/S/ ZWICK & BANYAI, PLLC

We have served as Oxford Northeast, Ltd.'s auditor since 2018.

Southfield, Michigan

December 30, 2019

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

Dated: January 8, 2020	By:	/s/ Samuel Eisenberg
	Name:	Samuel Eisenberg
	Title:	Chief Executive Officer and Chief Financial Officer, Director (Principal Executive Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 8, 2020	By:	/s/ Samuel Eisenberg
	Name:	Samuel Eisenberg
	Title:	Chief Executive Officer and Chief Financial Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

Dated: January 8, 2020	By:	/s/ Abraham Miller
	Name:	Abraham Miller
	Title:	President and Chairman

Dated: January 8, 2020

	By:	/s/Eliezer Raksin
	Name:	Eliezer Raksin
	Title:	Secretary, Director