Form 10-Q
period 2019-12-31
Oxford Northeast Ltd.
filed 2020-02-14
CIK 1768206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-229710

OXFORD NORTHEAST, LTD.

(Exact name of registrant as specified in its charter)

New York	83-1567259
(State of incorporation)	(I.R.S. Employer Identification No.)

400 Rella Drive, Suite 165, Suffern, New York	10901
(Address of principal executive offices)	(Zip Code)

(888) 813-7289

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer's common stock issued and outstanding as of December 31, 2019 was 10,000,000 shares. No market value has been computed based upon the fact that no active trading market has been established as of December 31, 2019.

Documents Incorporated by Reference: None

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

OXFORD NORTHEAST LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2019
		(Unaudited)
ASSETS
Current Assets
Cash	$17,850	$26,957
Prepaid expenses and other current assets	491	6,100
Total Current Assets	18,341	33,057

Non-Current Assets
Capitalized software, net	218,061	214,476
Property and equipment, net	214,959	261,128
Total Assets	$451,361	$508,661

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$31,828	$52,507
Client deposits	-	50,000
Total Current Liabilities	31,828	102,507

Long Term Liabilities
Accrued interest	-	8,120
Notes payable - Related Parties, net	565,000	606,000
Total Liabilities	596,828	716,627

Stockholders’ Deficit
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	-	-
Accumulated deficit	(146,467)	(208,966)
Total Stockholders’ Deficit	(145,467)	(207,966)
Total Liabilities and Stockholders’ Deficit	$451,361	$508,661

See accompanying notes to these financial statements

OXFORD NORTHEAST LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended December 31,
	2018	2019
Revenues	$-	$-

Operating Expenses
General and administrative	14,003	40,576
Depreciation and amortization expense	-	18,476
Total Operating Expenses	14,003	59,052
Loss from Operations	(14,003)	(59,052)

Other Expense
Interest expense	(631)	(3,447)
Loss before income taxes	(14,634)	(62,499)
Provision for income taxes	-	-
Net Loss	$(14,634)	$(62,499)

Basic and diluted loss per share	$(0.00)	$(0.01)

Average number of common shares outstanding - basic and diluted	10,000,000	10,000,000

See accompanying notes to these financial statements

OXFORD NORTHEAST LTD. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at September 30, 2018	10,000,000	$1,000	$-	$(7,437)	$(6,437)
Net loss	-	-	-	(14,634)	(14,634)
Balance at December 31, 2018	10,000,000	$1,000	$-	$(22,071)	$(21,071)

Balance at September 30, 2019	10,000,000	$1,000	$-	$(146,467)	$(145,467)
Net loss	-	-	-	(62,499)	(62,499)
Balance at December 31, 2019	10,000,000	$1,000	$-	$(208,966)	$(207,966)

See accompanying notes to these financial statements

OXFORD NORTHEAST LTD. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended December 31,
	2018	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,634)	$(62,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	18,476
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(5,609)
Accounts payable and accrued expenses	4,406	25,870
Client deposits	-	50,000
Accrued interest	-	2,929
Net cash (used in) provided by operating activities	(10,228)	29,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software costs	(41,800)	-
Purchase of equipment	-	(61,060)
Net cash used in investing activities	(41,800)	(61,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - Related party, net	60,252	41,000
Net cash provided by financing activities	60,252	41,000

Net increase in cash and cash equivalents	8,224	9,107
Cash and cash equivalents, beginning of period	26,688	17,850
Cash and cash equivalents, end of period	$34,912	$26,957

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$519
Cash paid for taxes	$-	$-

See accompanying notes to these financial statements

OXFORD NORTHEAST LTD. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Oxford Northeast LTD. (the “Company” or “Oxford Northeast”) is a smaller reporting company focused on developing its Zero Vacancy app and providing digital signage screens to salons in the NY Metro area.

Oxford Northeast was formed on August 10, 2018, in the state of New York. Our goal is to market and advertise the Zero Vacancy app. This app is being designed to help landlords rent vacant apartments, offices and retail spaces at discounted rates. We intend to enter into agreements with landlords who have vacancies and who agree to accept lower rent payments for imperfect apartments, offices and retail spaces. These imperfections may range from stained carpets to a chipped countertop to a poorly painted wall. While the landlords will have to make representations about the conditions of their apartments, offices and retail spaces, we will not be independently verifying those representations. Potential tenants will be viewing the apartments, offices and retail spaces, and we intend to ask them for feedback as to the condition of the apartments, offices and retail spaces. In the event we are alerted to apartments listed on our app which violate any local or state codes or ordinances, or are in any way be uninhabitable or unsafe, we will delete such listings immediately. We intend to feature apartments with cosmetic imperfections only.

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

On December 17, 2019, the Company formed Inface Digital Media, Inc. a New York corporation (“Inface Digital Media”). Inface Digital Media has 200 shares of no par value common stock authorized, issued and outstanding with all 200 shares owned by the Company. Inface Digital Media provides digital signage screens to salons in the NY Metro area, which are set up and installed by Hudson Foundry, a company owned by Zev Eisenberg, the son of Samuel Eisenberg, our Chief Executive Officer and Chief Financial Officer. These screens will be programed to play content provided from a licensed content provider, in addition to advertisements provided by the particular salon, and other ads provided by third party vendors who would pay us to show these ads.

Basis of Presentation

The following condensed consolidated balance sheet as of September 30, 2019, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the Company’s annual consolidated financial statements included within the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, as filed with the SEC on December 30, 2019.

In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended December 31, 2019 may not be indicative of results for the full year.

Principles of Consolidation

The unaudited condensed consolidated financial statements represent the consolidation of the accounts of the Company and its wholly-owned subsidiary, Inface Digital Media, Inc., in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Generally accepted accounting principles require that the financial statements include estimates by management in the valuation of certain assets and liabilities. Management uses its historical records and knowledge of its business in making these estimates. Management believes that its estimates and assumptions are reasonable, based on information that is available at the time they are made. Accordingly, actual results of operations could differ from those estimates.

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

Revenue is generated when a lead provided to a landlord has resulted in a successful lease. We do not receive payments from the tenants for the services provided. We invoice the landlord for our fees after the qualified lease is executed.

Revenue for Inface Digital Media is generated by selling adverting space on our digital signage screens. We offer advertising on a screen time basis, which means advertisers pay for the amount of time that their ad is displayed. We recognize revenue when we fulfill our performance obligations. A performance obligation may be satisfied over time or at a point in time depending on the customer agreement.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense when incurred, while renewals and betterments that materially extend the life of an asset are capitalized.

When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheets and any resulting gain or loss is reflected in the statements of operations and stockholders’ deficit in the period realized.

Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are as follows:

Furniture and equipment	5 years
Digital signage screens	4 years

The Company has entered into an agreement with a related party to purchase, set up and install digital signage screens. There is a $350 installation charge per digital signage screen. This charge is capitalized at installation and depreciated over the life of the screen.

Advertising and Promotion

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs recognized in the unaudited condensed statements of operations for the three months ended December 31, 2018 and 2019, were $0 and $302, respectively.

Deferred Financing Costs

Costs incurred with obtaining and executing debt arrangements are capitalized and amortized over the term of the related debt using the effective interest method. The Company recognized amortization expense related to the deferred finance costs totaling $252 and $0 during the three months ended December 31, 2018 and 2019, respectively. In accordance with Accounting Standards Update (“ASU”) No. 2015-03, deferred finance costs, net of accumulated amortization, in the amount of $584 and $0 have been included as a contra to the corresponding note payable in the accompanying balance sheet as of September 30, 2019 and December 31, 2019 (unaudited), respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, amended and codified as Topic 842, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Either a prospective approved or a modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted this provision on October 1, 2018 which did not have an impact on the Company’s financial statements.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing income for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include stock options and warrants granted, convertible debt, and convertible preferred stock. There were no potentially dilutive securities for the year ended September 30, 2019. For the three months ended December 31, 2018 and 2019 the basic and diluted loss per share was $(0.00) and $(0.01), respectively.

2.        CONCENTRATIONS

Cash Concentration

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits. At September 30, 2019 and December 31, 2019 (unaudited), the Company had no uninsured balances and has not experienced any losses in such accounts.

3.        CAPITALIZED SOFTWARE

Capitalized software consists of the following as of September 30, 2019 and December 31, 2019:

	September 30, 2019	December 31, 2019
Software	$218,061	$218,061
Less: Accumulated amortization	-	(3,585)
Total	$218,061	$214,476

The Company started amortizing the software when the software became commercially viable. For the three months ended December 31, 2019, amortization expense was $3,585.

4.         PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30, 2019	December 31, 2019
Furniture and equipment	$4,202	$4,202
Digital signage screens	214,048	275,108
Less: Accumulated depreciation	(3,291)	(18,182)
Total	$214,959	$261,128

For the three months ended December 31, 2018 and 2019, depreciation expense was $0 and $14,891, respectively.

5.        NOTES PAYABLE – RELATED PARTIES

During the period from August 10, 2018 (inception) to December 31, 2019, the Company received $606,000 in notes payable from their officers to pay for operating expenses. The notes have an interest rate of 2% annually. The principal and accrued interest amounts are due on February 28, 2022.

The total accrued interest at September 30, 2019 and December 31, 2019 was $5,191 and $8,120, respectively.

The Company recorded a total debt discount of $1,000, related to the note payable in 2018. During the three months ended December 31, 2018 and 2019, the Company recorded amortization expense in the amount of $252 and $0, respectively, related to the amortization of debt discount. The debt discount related to the note payable was fully amortized as of December 31, 2019.

6.       COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims at September 30, 2019 and December 31, 2019.

Occupancy Leases

The Company leases office space on a month-to-month basis. The monthly rent payment is $149.

Contracts

The Company has entered into an agreement with a related party to design and develop their App software. As of September 30, 2019, and December 31, 2019, the total capitalized cost incurred for this project was $218,061.

The Company has entered into an agreement with a related party to update and maintain the Company’s website. The monthly maintenance cost was originally $6,000 and was amended in July 2019 to $2,000.

The Company has entered into an agreement with a related party to purchase, set up and install digital signage screens.

7.        STOCKHOLDERS’ DEFICIT

Common Stock

At inception, the Company issued 10,000,000 shares of common stock to its founders.

As of September 30, 2019, and December 31, 2019, there were 10,000,000 shares of common stock issued and outstanding.

As part of their legal agreement, the Company will issue their attorney 15,000 shares of common stock at par value.

8.         RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with a related party to design and develop their App software. As of September 30, 2019, and December 31, 2019, the total capitalized cost incurred for this project was $218,061.

The Company has entered into an agreement with a related party to update and maintain the Company’s website. The monthly maintenance cost was originally $6,000 and was amended in July 2019 to $2,000. For the three months ended December 31, 2019, the total amount expensed was $6,000.

The Company has entered into an agreement with a related party to purchase, set up and install digital signage screens. For the three months ended December 31, 2019 the total amount capitalized was $57,900.

9.        BUSINESS SEGMENT INFORMATION

The Company conducts business as two operating segments, Oxford Northeast and Inface Digital Media. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

Operating results for the business segments of the Company are as follows:

(unaudited, in thousands)	Oxford Northeast	Inface Digital Media	Total
Three Months Ended December 31, 2019
Revenues	$—	$—	$—
Loss from operations	(43,452)	(15,600)	(59,052)

Net long-lived assets and total assets for the business segments of the Company, were as follows:

(unaudited, in thousands)	Oxford Northeast	Inface Digital Media	Total
December 31, 2019
Long-lived assets, net	$215,174	$260,430	$475,604
Total assets	242,131	266,530	508,661

10.      INCOME TAXES

The Company files corporate income tax returns in the United States (federal) and New York. The Company is subject to federal, state and local income tax examinations by tax authorities through inception.

As of September 30, 2019 and December 31, 2019, the Company had federal and state net operating loss carry forwards of approximately $362,000 and $471,000 (unaudited), respectively, that may be offset against future taxable income at up to 80% of the taxable income each year. The net operating loss carryforwards do not expire. The Company also had net operating loss carryforwards for the state of New York of approximately $147,000 and $199,000 as of September 30, 2019 and December 31, 2019, respectively, of which approximately $7,000 will begin to expire in 2038.

There was no provision for, or benefit from, income tax during the year ended September 30, 2019 and three months ended December 31, 2019 (unaudited). The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

	For the Year Ended September 30,	For the Three Months Ended December 31,
	2019	2019
Net operating loss carry forwards	$84,226	$109,959
Fixed Assets	(45,141)	(54,837)
Total Deferred tax assets	39,085	55,122
Valuation allowance	(39,085)	(55,122)
Net deferred tax asset	$-	$-

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

All tax years remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which the Company is subject.

Reconciliation of the statutory federal income tax to the Company's effective tax:

	For the year ended	For the three months ended
	September 30,	December 31,
	2019	2019
	%	%
Statutory federal tax rate	21.00%	21.00%
State taxes, net of federal benefit	5.61%	4.66%
Valuation allowance	-26.61%	-25.66%
Provision for income taxes	0.00%	0.00%

11.      SUBSEQUENT EVENTS

On January 27, 2020, the Company received $5,000 in notes payable from their officer to pay for operating expenses. The note has an interest rate of 2% annually. The principal and accrued interest amounts are due on February 28, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to "Oxford Northeast," the "Company," "we," "our" or "us" refer to Oxford Northeast, LTD. unless the context otherwise indicates.

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

For a description of these risks and uncertainties, refer to our Annual Report on Form 10-K for the year ended September 30, 2019, as filed with the SEC on December 30, 2019. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

History

We are a New York corporation incorporated on August 10, 2018. We have created and developed Zero Vacancy, which is a software application or app designed to allow us to introduce landlords willing to rent properties at a discounted rate and individuals looking to rent residential or commercial properties. This technology is complete and is fully operational.

On February 15, 2019, we filed a registration statement on Form S-1, which registration statement was declared effective the SEC on July 1, 2019. Pursuant to this registration statement, we are offering up to 1,200,000 shares of our common stock at $1.50 per share, for a maximum offering of $1,800,000. As of the date hereof, we have not sold any shares.

On December 17, 2019, the Company formed Inface Digital Media, Inc. a New York corporation (“Inface Digital Media”). Inface Digital Media has 200 shares of no par value common stock authorized, issued and outstanding with all 200 shares owned by the Company. Inface Digital Media provides digital signage screens to salons in the NY Metro area, which are set up and installed by Hudson Foundry, a company owned by Zev Eisenberg, the son of Samuel Eisenberg, our Chief Executive Officer and Chief Financial Officer. These screens will be programed to play content provided from a licensed content provider, in addition to advertisements provided by the particular salon, and other ads provided by third party vendors who would pay us to show these ads.

Our principal offices are currently located at 400 Rella Drive #165, Suffern, New York 10901. Our telephone number is 888-813-7289.

Plan of Operation

General

We are currently engaged in an offering to raise up to $1,800,000 by selling up to 1,200,000 shares of our common stock for $1.50 per share. To date, we have not raised any funds in this offering.

Our goal is to market and advertise the Zero Vacancy app. This app is designed to help landlords rent vacant apartments, offices and retail spaces at discounted rates. We intend to enter into agreements with landlords who have vacancies and who agree to accept lower rent payments for imperfect apartments. These imperfections may range from stained carpets to a chipped countertop to a poorly painted wall. While the landlords will have to make representations about the conditions of their apartments, we will not be independently verifying those representations. Potential tenants will be viewing the apartments, and we intend to ask them for feedback as to the condition of the apartments. In the event we are alerted to apartments listed on our app which violate any local or state codes or ordinances, or are in any way be uninhabitable or unsafe, we will delete such listings immediately. We intend to feature units with cosmetic imperfections only.

Prospective tenants will have to agree to accept such apartments, office or retail space in “as is” condition in exchange for a lower rent. We expect that savings can be anywhere from 5-25% depending on location, the current state of the rental market, and the unit’s imperfection. According to our business plan, we will charge the landlord a fee to advertise on our site, and a success fee upon a signed lease.

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

Our goal is to enter into agreements with landlords in fifteen different cities by the end of June 2020. We will be seeking out landlords with a minimum of 50-100 apartments being rented. We are dividing this into three separate milestones of landlords in five cities each. We intend to engage in marketing and advertising campaigns in these cities. We expect that most of our marketing and advertising efforts will be online. Once our app is functional and it is online, we will begin seeking out landlords to partner with. We hope to achieve our first milestone by the end of March 2020, with the second to follow in May, and the final milestone to be concluded by June 30, 2020. We anticipate that our second and third milestones will be easier to achieve as, at that point, we will have a track record for potential landlord-participants to see. In the event we are not successful in raising funds through our offering, the Company’s president and CFO have agreed to fund the Company through January 2021 to enable us to continue marketing and advertising our app and working toward our milestones.

For our wholly-owned subsidiary, Inface Digital Media, we are currently seeking to contract with companies looking to advertise on our screens placed in beauty salons in the NYC Metro Area. We intend to charge such companies a fee for the placement of their ads. Simultaneously, we are attempting to enter into agreements with various beauty salons in the NYC Metro Area pursuant to which we would provide the screens free of charge and allow them to place their own dynamic ads in exchange for placement of the screens where they will be visible to patrons and permission to run our own programming and ads on the screens, as well.

We expect this line of business to start generating revenue by the end of June 2020.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company’s annual consolidated financial statements included within the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, as filed with the SEC on December 30, 2019. The results of operations for interim periods may not be indicative of results for the full year.

For the three months ended December 31, 2019 and 2018

The Company did not generate revenue during the three months ended December 31, 2019 and 2018. Total operating costs and expenses during the three months ended December 31, 2019 was $59,052 and a net loss of $(62,499) as compared to operating costs and expenses of $14,003 and a net loss of $(14,634) for the three months ended December 31, 2018. Operating expenses consisted of professional, legal and accounting fees relating to our reporting requirements, general and administrative expenses and depreciation and amortization expense.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2019 reflects that the Company had $26,957 in cash. In addition, the Company had a working capital deficiency and stockholders' deficiency of $(69,450) and $(207,966), respectively, at December 31, 2019 and working capital deficiency and stockholders' deficiency of $(13,487) and $(145,467), respectively, at September 30, 2019.

During the period from August 10, 2018 (inception) to December 31, 2019, the Company received $606,000 in notes payable from their officers to pay for operating expenses. The notes have an interest rate of 2% annually. The principal and accrued interest amounts are due February 28, 2022. The total accrued interest at September 30, 2019 and December 31, 2019 (unaudited) was $5,191 and $8,120, respectively.

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

Item 4(T). Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) as of December 31, 2019 and have concluded that the disclosure controls and procedures are effective as of such date to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD NORTHEAST, INC.

Dated: February 14, 2020	By:	/s/ Samuel Eisenberg
	Name:	Samuel Eisenberg
	Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Dated: February 14, 2020	By:	/s/ Abraham Miller
	Name:	Abraham Miller
	Title:	President and Chairman of the Board (Principal Executive Officer)